Form 10-K
period 2006-12-31
Citicorp Residential Mortgage Trust Series 2006-3; Citicorp Residential Mortgage Securities, Inc.
filed 2007-03-28
CIK 1379892, 1355092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                              December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                              to

Commission file number                                                 333-132319-03

Citicorp Residential Mortgage Trust Series 2006-3
(Exact name of issuing entity as specified in its charter)

Citicorp Residential Mortgage Securities, Inc.
(Exact name of depositor as specified in its charter)

Citicorp Trust Bank, fsb
(Exact name of sponsor as specified in its charter)

New York	02-0793893 and 02-0793897
(State or Other Jurisdiction of Incorporation or Organization of Issuing Entity)	(I.R.S. Employer Identification Number of Issuing Entity)
1000 Technology Drive, O’Fallon, Missouri	63368-2240
(Address of Principal Executive Offices of Issuing Entity)	(Zip Code)

Registrant’s telephone number, including area code                               (636) 261-1313

Securities Registered pursuant to Section 12(b) of the Exchange Act:       NONE

Securities Registered pursuant to Section 12(g) of the Act:       NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.[  ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.[  ] Yes   [X] No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [  ] [Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  [Not applicable.]

PART I

The following items have been omitted pursuant to General Instruction J. to Form 10-K:

Item 1.          Business
Item 1A.       Risk Factors
Item 2.          Properties
Item 3.          Legal Proceedings
Item 4.          Submission of Matters to a Vote of Security Holders

Item 1B.       Unresolved Staff Comments

None.

The following substitute information is provided in accordance with General Instruction J. to Form 10-K:

Item 1112(b) of Regulation AB (Significant obligors of pool assets)

No single obligor represents more than 10% of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB (Credit enhancement and other support, except for certain derivative instruments) (Information regarding significant enhancement providers)

No entity or group of affiliated entities provides any external credit enhancement for the certificates issued by the issuing entity.

Item 1115(b) of Regulation AB (Certain derivative instruments)

No entity or group of affiliated entities provides derivative instruments having a significance percentage of 10% or more.

Item 1117 of Regulation AB (Legal Proceedings)

There are no legal proceedings that would be material to investors against the sponsor, the depositor, the issuing entity, Citibank, N.A. (the paying agent, authenticating agent and certificate registrar for the issuing entity), or to CitiMortgage, Inc.’s knowledge, the trustee, nor does CitiMortgage, Inc. know of any such proceeding contemplated by any governmental authorities.

PART II

The following items have been omitted pursuant to General Instruction J. of Form 10-K:

Item 5.        Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.        Selected Financial Data
Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
Item 8.        Financial Statements and Supplementary Data
Item 9.        Changes in Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.     Controls and Procedures

Item 9A(T).    Controls and Procedures

Not applicable.

Item 9B.    Other Information

None.

PART III

The following items have been omitted pursuant to General Instruction J. of Form 10-K:

Item 10.       Directors, Executive Officers and Corporate Governance
Item 11.       Executive Compensation
Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.       Certain Relationships and Related Transactions, and Director Independence
Item 14.       Principal Accountant Fees and Services

The following substitute information is provided in accordance with General Instruction J. to Form 10-K:

Item 1119 of Regulation AB (Affiliations and certain relationships and related transactions)

Omitted pursuant to the Instruction to Item 1119 of Regulation AB.

Item 1122 of Regulation AB (Compliance with applicable servicing criteria)

The reports required by Item 1122(a) and (b) of, or relating to, all parties determined by the registrant to be participating in the servicing function with respect to the issuing entity are attached to this Form 10-K as Exhibits 33.1.1, 33.1.2, 34.1.1 and 34.1.2. None of such reports identifies any instance of material noncompliance with the servicing criteria applicable to those parties.

Item 1123 of Regulation AB (Servicer compliance statement)

The statement required by Item 1123 is attached to this Form 10-K as Exhibit 35.1.

PART IV

Item 15.	Exhibits and Financial Statements and Schedules
	(a)(1)	Not applicable.
	(a)(2)	Not applicable.
	(a)(3)	Exhibits
	Exhibit Number	Description
4.1
Pooling and Servicing Agreement and related Standard Terms, both dated as of November 1, 2006, incorporated by reference from Exhibit 4.1 and 4.2, respectively, of the Issuing Entity’s Current Report on Form 8-K filed with the Commission on December 14, 2006.

10.1
Form of Mortgage Loan Purchase Agreement, dated November 1, 2006, incorporated by reference from Exhibit 10.1 of the Issuing Entity’s Current Report on Form 8-K filed with the Commission on December 14, 2006.

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission, dated March 28, 2007.
	33.1.1	Management Assessment of Compliance with Applicable Servicing Criteria, dated February 27, 2007, of CitiMortgage, Inc.
	33.1.2	Management’s Assertion of Compliance, dated February 28, 2007, of Citibank, N.A.
	34.1.1	Report of Independent Registered Public Accounting Firm, dated February 27, 2007, of KPMG LLP, relating to Exhibit 33.1.1.
	34.1.2	Report of Independent Registered Public Accounting Firm, dated February 28, 2007, of KPMG LLP, relating to Exhibit 33.1.2.
	35.1	Servicer Compliance Statement of CitiMortgage, Inc., dated February 27, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citicorp Residential Mortgage Trust Series 2006-3

By: CitiMortgage, Inc., as Servicer

By:    /s/ Herb Gover
Herb Gover
Executive Vice President, North American Consumer Asset Operations

March 28, 2007

INDEX TO EXHIBITS

Exhibit Number	Description
4.1
Pooling and Servicing Agreement and related Standard Terms, both dated as of November 1, 2006, incorporated by reference from Exhibit 4.1 and 4.2, respectively, of the Issuing Entity’s Current Report on Form 8-K filed with the Commission on December 14, 2006.

10.1
Form of Mortgage Loan Purchase Agreement, dated November 1, 2006, incorporated by reference from Exhibit 10.1 of the Issuing Entity’s Current Report on Form 8-K filed with the Commission on December 14, 2006.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission, dated March 28, 2007.
33.1.1	Management Assessment of Compliance with Applicable Servicing Criteria, dated February 27, 2007, of CitiMortgage, Inc.
33.1.2	Management’s Assertion of Compliance, dated February 28, 2007, of Citibank, N.A.
34.1.1	Report of Independent Registered Public Accounting Firm, dated February 27, 2007, of KPMG LLP, relating to Exhibit 33.1.1.
34.1.2	Report of Independent Registered Public Accounting Firm, dated February 28, 2007, of KPMG LLP, relating to Exhibit 33.1.2.
35.1	Servicer Compliance Statement of CitiMortgage, Inc., dated February 27, 2007.